Form 10-K
period 2023-12-31
Benchmark 2023-V4 Mortgage Trust
filed 2024-03-28
CIK 1992084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity: 333-262701-05

Central Index Key Number of the issuing entity: 0001992084

Benchmark 2023-V4 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001258361

Citigroup Commercial Mortgage Securities Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 000154502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4279492 38-4279493 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

 1. The Prime Storage Portfolio #3 mortgage loan, which represented approximately 8.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Prime Storage Portfolio #3 mortgage loan and each of the related companion loan(s) are serviced pursuant to the CGCMT 2023-PRM3 TSA (as defined in Item 15 below).

2. The Philadelphia Marriott Downtown mortgage loan, which represented approximately 8.0% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. Philadelphia Marriott Downtown mortgage loan and each of the related companion loan(s) were serviced pursuant to the Benchmark 2023-V3 PSA (as defined in Item 15 below) prior to December 7, 2023.  The Philadelphia Marriott Downtown mortgage loan and each of the related companion loan(s) are serviced pursuant to BBCMS 2023-5C23 PSA (as defined in Item 15 below) on and after December 7, 2023.

3. The Lake Merritt Plaza mortgage loan, which represented approximately 5.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Lake Merritt Plaza mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2023-5C2 PSA (as defined in Item 15 below).

4. The One & Two Commerce mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The One & Two Commerce mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2023-BNK46 PSA (as defined in Item 15 below).

5. The Harborside 2-3 mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Harborside 2-3 mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-V2 PSA (as defined in Item 15 below).

6. The Gilardian NYC Portfolio II mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Gilardian NYC Portfolio II mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-5C1 PSA (as defined in Item 15 below).

7. The 12800 Culver Boulevard mortgage loan, which represented approximately 1.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 12800 Culver Boulevard mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-V3 PSA (as defined in Item 15 below).

8.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association, as general master servicer under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced, (ii) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA and (iii) 3650 REIT Loan Servicing LLC, as special servicer for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA, are not included in this report on Form 10-K because each of Wells Fargo Bank, National Association and 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.  This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the CGCMT 2023-PRM3 TSA, the BBCMS 2023-5C23 PSA, the BMO 2023-5C2 PSA, the BANK 2023-BNK46 PSA, the Benchmark 2023-V2 PSA, the BMO 2023-5C1 PSA and the Benchmark 2023-V3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the CGCMT 2023-PRM3 TSA, because Wilmington Trust, National Association did not make, and was not required to make, an advance under the CGCMT 2023-PRM3 TSA during the year ended December 31, 2023 and, pursuant to the terms of the CGCMT 2023-PRM3 TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which the trustee has not made, and is not required to make, an advance.

9.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Berkadia Commercial Mortgage LLC, as master servicer under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced, (ii) Mount Street US (Georgia) LLP, as special servicer for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA, (iii) KeyBank National Association, as master servicer under the BMO 2023-5C2 PSA, pursuant to which the Lake Merritt Plaza mortgage loan is serviced, (iv) Greystone Servicing Company LLC, as special servicer for the Lake Merritt Plaza mortgage loan under the BMO 2023-5C2 PSA, (v) Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced, (vi) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA, (vii) KeyBank National Association, as master servicer under the BMO 2023-5C1 PSA, pursuant to which the Gilardian NYC Portfolio II mortgage loan is serviced, (viii) 3650 REIT Loan Servicing LLC, as special servicer for the Gilardian NYC Portfolio II mortgage loan under the BMO 2023-5C1 PSA and (ix) Greystone Servicing Company LLC, as special servicer for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA, because each of Berkadia Commercial Mortgage LLC, Mount Street US (Georgia) LLP, KeyBank National Association, Greystone Servicing Company LLC, Wells Fargo Bank, National Association, 3650 REIT Loan Servicing LLC and Greystone Servicing Company LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the CGCMT 2023-PRM3 TSA, the BBCMS 2023-5C23 PSA, the BMO 2023-5C2 PSA, the BANK 2023-BNK46 PSA, the Benchmark 2023-V2 PSA, the BMO 2023-5C1 PSA and the Benchmark 2023-V3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
Item 1C.	None. Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for Benchmark 2023-V4 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on November 14, 2023 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of November 1, 2023 (“Benchmark 2023-V4 PSA”), among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated November 21, 2023, and filed on November 21, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of June 29, 2023 (“CGCMT 2023-PRM3 TSA”), among Citigroup Commercial Mortgage Securities Inc., as depositor, Berkadia Commercial Mortgage LLC, as servicer, Mount Street US (Georgia) LLP, as special servicer, Wilmington Trust, National Association, as trustee, Computershare Trust Company, National Association, as certificate administrator, and Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of November 1, 2023 (“BMO 2023-5C2 PSA”), among BMO Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Pooling and Servicing Agreement, dated as of August 1, 2023 (“BANK 2023-BNK46 PSA”), among Wells Fargo Bank Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners, LLC, as general special servicer, National Cooperative Bank, N.A., as co-op master servicer and as co-op special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein). (See Explanatory Note 3)

(4.5) Pooling and Servicing Agreement, dated as of May 1, 2023 (“Benchmark 2023-V2 PSA”), among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein). (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of August 1, 2023 (“2023-5C1 PSA”), among BMO Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein). (See Explanatory Note 5)

(4.7) Pooling and Servicing Agreement, dated as of July 1, 2023 (“Benchmark 2023-V3 PSA”), among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein). (See Explanatory Note 6)

(4.8) Pooling and servicing agreement, dated as of December 1, 2023 (“BBCMS 2023-5C23 PSA”), among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated December 7, 2023, and filed on December 13, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein). (See Explanatory Note 2)

31  Rule 13a-14(d)/15d-14(d) Certification.

33  Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 8)

33.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2  K-Star Asset Management LLC, as special servicer

33.3  Park Bridge Lender Services LLC, as operating advisor

33.4  Computershare Trust Company, National Association, as certificate administrator and trustee

33.5  Computershare Trust Company, National Association, as custodian

33.6  Berkadia Commercial Mortgage LLC, as servicer under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced.

33.7  Mount Street US (Georgia) LLP, as special servicer for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA.

33.8  Computershare Trust Company, National Association, as custodian for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA. (see Exhibit 33.5)

33.9 Wilmington Trust, National Association, as trustee under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced. (omitted; see Explanatory Note 8)

33.10  Pentalpha Surveillance LLC, as operating advisor for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA.

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-5C23 PSA, pursuant to which the Philadelphia Marriott Downtown mortgage loan is serviced. (see Exhibit 33.1)

33.12  LNR Partners, LLC, as special servicer for the Philadelphia Marriott Downtown mortgage loan under the BBCMS 2023-5C23 PSA.

33.13  Computershare Trust Company, National Association, as trustee under the BBCMS 2023-5C23 PSA, pursuant to which the Philadelphia Marriott Downtown mortgage loan is serviced. (see Exhibit 33.4)

33.14  Computershare Trust Company, National Association, as custodian for the Philadelphia Marriott Downtown mortgage loan under the BBCMS 2023-5C23 PSA. (see Exhibit 33.5)

33.15  Park Bridge Lender Services LLC, as operating advisor for the Philadelphia Marriott Downtown mortgage loan under the BBCMS 2023-5C23 PSA. (see Exhibit 33.3)

33.16  KeyBank National Association, as master servicer under the BMO 2023-5C2 PSA, pursuant to which the Lake Merritt Plaza mortgage loan is serviced.

33.17  Greystone Servicing Company LLC, as special servicer for the Lake Merritt Plaza mortgage loan under the BMO 2023-5C2 PSA.

33.18  Computershare Trust Company, National Association, as custodian for the Lake Merritt Plaza mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 33.5)

33.19 Wilmington Trust, National Association, as trustee under the BMO 2023-5C2 PSA, pursuant to which the Lake Merritt Plaza mortgage loan is serviced.

33.20  BellOak, LLC, as operating advisor for the Lake Merritt Plaza mortgage loan under the BMO 2023-5C2 PSA.

33.21  Wells Fargo Bank, National Association, as general master servicer under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced. (omitted; see Explanatory Note 8)

33.22  LNR Partners, LLC, as special servicer for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 33.12)

33.23  Computershare Trust Company, National Association, as custodian for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 33.5)

33.24  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced. (see Exhibit 33.19)

33.25  Park Bridge Lender Services LLC, as operating advisor for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 33.3)

33.26  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.1)

33.27 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (omitted; see Explanatory Note 8)

33.28  BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 33.20)

33.29  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.4)

33.30  Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 33.5)

33.31  KeyBank National Association, as master servicer under the BMO 2023-5C1 PSA, pursuant to which the Gilardian NYC Portfolio mortgage loan is serviced. (see Exhibit 33.16)

33.32  3650 REIT Loan Servicing LLC, as special servicer for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (omitted; see Explanatory Note 8)

33.33  Pentalpha Surveillance LLC, as operating advisor for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 33.10)

33.34  Computershare Trust Company, National Association, as trustee under the BMO 2023-5C1 PSA, pursuant to which the Gilardian NYC Portfolio mortgage loan is serviced. (see Exhibit 33.4)

33.35  Computershare Trust Company, National Association, as custodian for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 33.5)

33.36  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V3 PSA, pursuant to which the 12800 Culver Blvd mortgage loan is serviced. (see Exhibit 33.1)

33.37  Greystone Servicing Company LLC, as special servicer for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.17)

33.38  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V3 PSA, pursuant to which the 12800 Culver Blvd mortgage loan is serviced. (see Exhibit 33.4)

33.39  Computershare Trust Company, National Association, as custodian for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.5)

33.40  Park Bridge Lender Services LLC, as operating advisor for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.3)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 8)

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  K-Star Asset Management LLC, as special servicer

34.3  Park Bridge Lender Services LLC, as operating advisor

34.4  Computershare Trust Company, National Association, as certificate administrator and trustee

34.5  Computershare Trust Company, National Association, as custodian

34.6  Berkadia Commercial Mortgage LLC, as servicer under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced.

34.7  Mount Street US (Georgia) LLP, as special servicer for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA.

34.8  Computershare Trust Company, National Association, as custodian for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA. (see Exhibit 34.5)

34.9 Wilmington Trust, National Association, as trustee under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced. (omitted; see Explanatory Note 8)

34.10  Pentalpha Surveillance LLC, as operating advisor for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA.

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-5C23 PSA, pursuant to which the Philadelphia Marriott Downtown mortgage loan is serviced. (see Exhibit 34.1)

34.12  LNR Partners, LLC, as special servicer for the Philadelphia Marriott Downtown mortgage loan under the BBCMS 2023-5C23 PSA.

34.13  Computershare Trust Company, National Association, as trustee under the BBCMS 2023-5C23 PSA, pursuant to which the Philadelphia Marriott Downtown mortgage loan is serviced. (see Exhibit 34.4)

34.14  Computershare Trust Company, National Association, as custodian for the Philadelphia Marriott Downtown mortgage loan under the BBCMS 2023-5C23 PSA. (see Exhibit 34.5)

34.15  Park Bridge Lender Services LLC, as operating advisor for the Philadelphia Marriott Downtown mortgage loan under the BBCMS 2023-5C23 PSA. (see Exhibit 34.3)

34.16  KeyBank National Association, as master servicer under the BMO 2023-5C2 PSA, pursuant to which the Lake Merritt Plaza mortgage loan is serviced.

34.17  Greystone Servicing Company LLC, as special servicer for the Lake Merritt Plaza mortgage loan under the BMO 2023-5C2 PSA.

34.18  Computershare Trust Company, National Association, as custodian for the Lake Merritt Plaza mortgage loan under the BMO 2023-5C2 PSA. (see Exhibit 34.5)

34.19 Wilmington Trust, National Association, as trustee under the BMO 2023-5C2 PSA, pursuant to which the Lake Merritt Plaza mortgage loan is serviced.

34.20  BellOak, LLC, as operating advisor for the Lake Merritt Plaza mortgage loan under the BMO 2023-5C2 PSA.

34.21  Wells Fargo Bank, National Association, as general master servicer under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced. (omitted; see Explanatory Note 8)

34.22  LNR Partners, LLC, as special servicer for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 34.12)

34.23  Computershare Trust Company, National Association, as custodian for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 34.5)

34.24  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced. (see Exhibit 34.19)

34.25  Park Bridge Lender Services LLC, as operating advisor for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 34.3)

34.26  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.1)

34.27 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (omitted; see Explanatory Note 8)

34.28  BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 34.20)

34.29  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.4)

34.30  Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 34.5)

34.31  KeyBank National Association, as master servicer under the BMO 2023-5C1 PSA, pursuant to which the Gilardian NYC Portfolio mortgage loan is serviced. (see Exhibit 34.16)

34.32  3650 REIT Loan Servicing LLC, as special servicer for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (omitted; see Explanatory Note 8)

34.33  Pentalpha Surveillance LLC, as operating advisor for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 34.10)

34.34  Computershare Trust Company, National Association, as trustee under the BMO 2023-5C1 PSA, pursuant to which the Gilardian NYC Portfolio mortgage loan is serviced. (see Exhibit 34.4)

34.35  Computershare Trust Company, National Association, as custodian for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 34.5)

34.36  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V3 PSA, pursuant to which the 12800 Culver Blvd mortgage loan is serviced. (see Exhibit 34.1)

34.37  Greystone Servicing Company LLC, as special servicer for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.17)

34.38  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V3 PSA, pursuant to which the 12800 Culver Blvd mortgage loan is serviced. (see Exhibit 34.4)

34.39  Computershare Trust Company, National Association, as custodian for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.5)

34.40  Park Bridge Lender Services LLC, as operating advisor for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.3)

35 Servicer compliance statement. (see Explanatory Note 9)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  K-Star Asset Management LLC, as special servicer

35.3  Computershare Trust Company, National Association, as certificate administrator

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-5C23 PSA, pursuant to which the Philadelphia Marriott Downtown mortgage loan is serviced. (see Exhibit 35.1)

35.5  LNR Partners, LLC, as special servicer for the Philadelphia Marriott Downtown mortgage loan under the BBCMS 2023-5C23 PSA.

35.6  LNR Partners, LLC, as special servicer for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 35.5)

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 35.1)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the Benchmark 2023-V3 PSA, pursuant to which the 12800 Culver Blvd mortgage loan is serviced. (see Exhibit 35.1)

(99.1)  Mortgage Loan Purchase Agreement, dated as of November 21, 2023, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein).

(99.2)  Mortgage Loan Purchase Agreement, dated as of November 21, 2023, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein).

(99.3)  Mortgage Loan Purchase Agreement, dated as of November 21, 2023, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein).

(99.4)  Mortgage Loan Purchase Agreement, dated as of November 21, 2023, between Barclays Capital Real Estate Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Capital Real Estate Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein).

(99.5)  Mortgage Loan Purchase Agreement, dated as of November 21, 2023, between JPMorgan Chase Bank, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which JPMorgan Chase Bank, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein).

(99.6)  Mortgage Loan Purchase Agreement, dated as of November 21, 2023, between Bank of Montreal and Citigroup Commercial Mortgage Securities Inc., pursuant to which Bank of Montreal sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein).

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Richard Simpson, President

(senior officer in charge of securitization of the depositor)

Date: March 28, 2024