Form 10-K
period 2024-12-31
Benchmark 2023-V4 Mortgage Trust
filed 2025-03-31
CIK 1992084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Date: March 28, 2025