Form 10-K
period 2025-12-31
Benchmark 2023-V4 Mortgage Trust
filed 2026-03-31
CIK 1992084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

2.  The Philadelphia Marriott Downtown mortgage loan, which represented approximately 8.0% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Philadelphia Marriott Downtown mortgage loan and each of the related companion loan(s) are serviced pursuant to BBCMS 2023-5C23 PSA (as defined in Item 15 below).

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

4.  The One & Two Commerce mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The One & Two Commerce mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2023-BNK46 PSA (as defined in Item 15 below). Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as general master servicer under the BANK 2023-BNK46 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-262701-05.

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

8.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced, (ii) Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced; (iii) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA and (iv) 3650 REIT Loan Servicing LLC, as special servicer for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA, are not included in this report on Form 10-K because each of Wells Fargo Bank, National Association, Trimont LLC and 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.  This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the CGCMT 2023-PRM3 TSA, the BBCMS 2023-5C23 PSA, the BMO 2023-5C2 PSA, the BANK 2023-BNK46 PSA, the Benchmark 2023-V2 PSA, the BMO 2023-5C1 PSA and the Benchmark 2023-V3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the CGCMT 2023-PRM3 TSA, because Wilmington Trust, National Association did not make, and was not required to make, an advance under the CGCMT 2023-PRM3 TSA during the year ended December 31, 2025 and, pursuant to the terms of the CGCMT 2023-PRM3 TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which the trustee has not made, and is not required to make, an advance.

9.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Berkadia Commercial Mortgage LLC, as master servicer under the CGCMT 2023-PRM3 TSA, pursuant to which the Prime Storage Portfolio #3 mortgage loan is serviced, (ii) Mount Street US (Georgia) LLP, as special servicer for the Prime Storage Portfolio #3 mortgage loan under the CGCMT 2023-PRM3 TSA, (iii) KeyBank National Association, as master servicer under the BMO 2023-5C2 PSA, pursuant to which the Lake Merritt Plaza mortgage loan is serviced, (iv) Greystone Servicing Company LLC, as special servicer for the Lake Merritt Plaza mortgage loan under the BMO 2023-5C2 PSA, (v) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced, (vi) Trimont LLC, as master servicer on and after March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced, (vii) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA, (viii) KeyBank National Association, as master servicer under the BMO 2023-5C1 PSA, pursuant to which the Gilardian NYC Portfolio II mortgage loan is serviced, (ix) 3650 REIT Loan Servicing LLC, as special servicer for the Gilardian NYC Portfolio II mortgage loan under the BMO 2023-5C1 PSA and (x) Greystone Servicing Company LLC, as special servicer for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA, because each of Berkadia Commercial Mortgage LLC, Mount Street US (Georgia) LLP, KeyBank National Association, Greystone Servicing Company LLC, Wells Fargo Bank, National Association, Trimont LLC and 3650 REIT Loan Servicing LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the CGCMT 2023-PRM3 TSA, the BBCMS 2023-5C23 PSA, the BMO 2023-5C2 PSA, the BANK 2023-BNK46 PSA, the Benchmark 2023-V2 PSA, the BMO 2023-5C1 PSA and the Benchmark 2023-V3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(4.4) Pooling and Servicing Agreement, dated as of August 1, 2023 (“BANK 2023-BNK46 PSA”), among Wells Fargo Bank Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as general master servicer, LNR Partners, LLC, as general special servicer, National Cooperative Bank, N.A., as co-op master servicer and as co-op special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein). (See Explanatory Note 4)

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

(4.7) Pooling and Servicing Agreement, dated as of July 1, 2023 (“Benchmark 2023-V3 PSA”), among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated November 9, 2023, and filed on November 14, 2023 under Commission File No. 333-262701-05, and is incorporated by reference herein). (See Explanatory Note 7)

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

33.21  Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced. (omitted; see Explanatory Note 8)

33.22  Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced. (omitted; see Explanatory Note 8)

33.23  LNR Partners, LLC, as special servicer for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 33.12)

33.24  Computershare Trust Company, National Association, as custodian for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 33.5)

33.25  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced. (see Exhibit 33.19)

33.26  Park Bridge Lender Services LLC, as operating advisor for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 33.3)

33.27  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.1)

33.28 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (omitted; see Explanatory Note 8)

33.29  BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 33.20)

33.30  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.4)

33.31  Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 33.5)

33.32  KeyBank National Association, as master servicer under the BMO 2023-5C1 PSA, pursuant to which the Gilardian NYC Portfolio mortgage loan is serviced. (see Exhibit 33.16)

33.33  3650 REIT Loan Servicing LLC, as special servicer for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (omitted; see Explanatory Note 8)

33.34  Pentalpha Surveillance LLC, as operating advisor for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 33.10)

33.35  Computershare Trust Company, National Association, as trustee under the BMO 2023-5C1 PSA, pursuant to which the Gilardian NYC Portfolio mortgage loan is serviced. (see Exhibit 33.4)

33.36  Computershare Trust Company, National Association, as custodian for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 33.5)

33.37  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V3 PSA, pursuant to which the 12800 Culver Blvd mortgage loan is serviced. (see Exhibit 33.1)

33.38  Greystone Servicing Company LLC, as special servicer for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.17)

33.39  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V3 PSA, pursuant to which the 12800 Culver Blvd mortgage loan is serviced. (see Exhibit 33.4)

33.40  Computershare Trust Company, National Association, as custodian for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.5)

33.41  Park Bridge Lender Services LLC, as operating advisor for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 33.3)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 8)

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

34.21  Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced. (omitted; see Explanatory Note 8)

34.22  Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced. (omitted; see Explanatory Note 8)

34.23  LNR Partners, LLC, as special servicer for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 34.12)

34.24  Computershare Trust Company, National Association, as custodian for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 34.5)

34.25  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce mortgage loan is serviced. (see Exhibit 34.19)

34.26  Park Bridge Lender Services LLC, as operating advisor for the One & Two Commerce mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 34.3)

34.27  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.1)

34.28 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (omitted; see Explanatory Note 8)

34.29  BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 34.20)

34.30  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.4)

34.31  Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 34.5)

34.32  KeyBank National Association, as master servicer under the BMO 2023-5C1 PSA, pursuant to which the Gilardian NYC Portfolio mortgage loan is serviced. (see Exhibit 34.16)

34.33  3650 REIT Loan Servicing LLC, as special servicer for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (omitted; see Explanatory Note 8)

34.34  Pentalpha Surveillance LLC, as operating advisor for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 34.10)

34.35  Computershare Trust Company, National Association, as trustee under the BMO 2023-5C1 PSA, pursuant to which the Gilardian NYC Portfolio mortgage loan is serviced. (see Exhibit 34.4)

34.36  Computershare Trust Company, National Association, as custodian for the Gilardian NYC Portfolio mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 34.5)

34.37  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V3 PSA, pursuant to which the 12800 Culver Blvd mortgage loan is serviced. (see Exhibit 34.1)

34.38  Greystone Servicing Company LLC, as special servicer for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.17)

34.39  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V3 PSA, pursuant to which the 12800 Culver Blvd mortgage loan is serviced. (see Exhibit 34.4)

34.40  Computershare Trust Company, National Association, as custodian for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.5)

34.41  Park Bridge Lender Services LLC, as operating advisor for the 12800 Culver Blvd mortgage loan under the Benchmark 2023-V3 PSA. (see Exhibit 34.3)

35 Servicer compliance statement. (see Explanatory Note 9)

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

Date: March 30, 2026